Form 10-K
period 2003-12-31
MELLON PREMIUM FINANCE LOAN OWNER TRUST; MELLON BANK N A; MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 2004-03-29
CIK 1141438, 216543, 1021949

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

MELLON BANK, N.A.

(Originator of Mellon Bank Premium Finance Loan Master Trust)
(Exact name of Registrant as specified in its charter)

United States	333-04178	25-0659306
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID Number)

MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST

(Exact name of Registrant as specified in its charter)

New York	333-11961	51-0015912
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID Number)

One Mellon Center
Pittsburgh, Pennsylvania 15258
(412) 234-5000
(Address, including zip code, and telephone number, including area code, of above registrants’ principal offices)

MELLON PREMIUM FINANCE LOAN OWNER TRUST

(Exact name of Registrant as specified in its charter)

Delaware	333-61760-02	51-6522553
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID Number)

c/o Chase Manhattan Bank, USA, National Association
1201 N. Market Street
Wilmington, DE 19801
(302) 428-3372
copy to
Carl Krasik, Esq.
Mellon Financial Corporation
Suite 1910
500 Grant Street
Pittsburgh, Pennsylvania 15258-0001
(412) 234-5222
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No X

As of June 30, 2003, no shares of the registrant’s outstanding voting common stock, having a market value of $0, were held by non-affiliates of the Registrant.

As of March 1, 2004, the Registrant had no outstanding shares of any class of common stock.

No documents have been incorporated by reference in this Form 10-K.

-i-

          The Mellon Bank Premium Finance Loan Master Trust (the “Master Trust”) was formed pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1996, among Mellon Bank, N.A. (“Mellon Bank”), as Transferor, AFCO Credit Corporation (“AFCO”) and AFCO Acceptance Corporation (“AFCO Acceptance”), as Servicer, Premium Financing Specialists, Inc. (“PFS”) and Premium Financing Specialists of California, Inc. (“PFSC”), as Back-up Servicer, and The First National Bank of Chicago, as Trustee. An Amended and Restated Pooling and Servicing Agreement for the Master Trust, dated as of June 15, 2001, was entered into by and among Mellon Premium Finance Loan Owner Trust (the “Owner Trust”), AFCO Credit and AFCO Acceptance, as Servicer, PFS and PFSC, as Back-up Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee. The Master Trust was formed for the purpose of acquiring certain trust assets and issuing certificates under the Pooling and Servicing Agreement, as amended and restated from time to time, and one or more supplements thereto. The property of the Master Trust includes a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance to finance the payment of premiums and related sums on insurance policies, which were transferred by AFCO Credit or AFCO Acceptance to the Owner Trust, and by the Owner Trust to the Master Trust.

          On December 19, 1996, the Master Trust issued $440,000,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 1996-1 and $25,000,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 1996-1 (together, the “1996 Certificates”) under Registration Statement No. 333-11961 and (in a non-registered transaction) an uncertificated interest in the Master Trust in the principal amount of $35,000,000 designated as the Collateral Interest, Series 1996-1 (the “1996 Collateral Interest”). On June 15, 2001, the entire principal of and all interest due on the 1996 Certificates and the 1996 Collateral Interest was paid in full. On June 15, 2001, the Trust issued $450,000,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 2001-1 and $20,000,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 2001-1 under Registration Statement Nos. 333-53250, 333-53250-01 and 333-53250-02 (on Form S-3) (together, the “2001 Public Certificates”) and (in a non-registered transaction) an uncertificated interest in the Master Trust in the principal amount of $30,000,000 designated as the Collateral Interest, Series 2001-1. On June 15, 2001, the Trust issued (in a non-registered transaction) $270,000,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 2001-2, $12,000,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 2001-2 and an uncertificated interest in the Master Trust in the amount of $18,000,000 designated as the Collateral Interest, Series 2001-2. On December 17, 2002, the Trust issued $392,700,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 2002-1 and $17,600,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 2002-1 under Registration Statement Nos. 333-99477, 333-99477-01 and 333-99477-02 (on Form S-3) (together, the “2002 Public Certificates”) and (in a non-registered transaction) an uncertificated interest in the Master Trust in the principal amount of $29,700,000 designated as the Collateral Interest, Series 2002-1.

-ii-

PART I

Item 1.	Business

Omitted.

Item 2.	Properties

Omitted.

Item 3.	Legal Proceedings

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

As of March 17, 2004, there were eight holders of record of the Series 2001-1 Class A Certificates, one holder of record of the Series 2001-1 Class B Certificates, one holder of record of the Collateral Interest, Series 2001-1, one holder of record of the Series 2001-2 Class A Certificates, one holder of record of the Series 2001-2 Class B Certificates, one holder of record of the Collateral Interest, Series 2001-2, eleven holders of record of the Series 2002-1 Class A Certificates, two holders of record of the Series 2002-1 Class B Certificates and one holder of record of the Collateral Interest, Series 2002-1.

To the knowledge of the Master Trust, there is an over the counter public trading market for the 2001 Public Certificates and the 2002 Public Certificates, although the frequency of transactions varies substantially over time.

Item 6.	Selected Financial Data

Omitted.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Omitted.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements And Supplementary Data

Omitted.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

Omitted.

Item 11.	Executive Compensation

Omitted.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management

Holders of the 2001 Public Certificates and the 2002 Public Certificates generally do not have a right to vote and are prohibited from taking part in the management of the Trust.

Item 13.	Certain Relationships And Related Transactions

None.

Item 14.	Controls and Procedures

Omitted.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules, And Reports On Form 8-K

(a)	Listed below are the documents filed as a part of this report:

Exhibit Number

20.1	Annual Certificateholders Report, Series 2001-1

20.2	Annual Certificateholders Report, Series 2002-1

20.3	Annual Servicer’s Certificate

20.4	Report of Independent Certified Public Accountants

20.5	Annual Aggregate Certificateholders Statement, Series 2001-1

20.6	Annual Aggregate Certificateholders Statement, Series 2002-1

(b)	Reports on Form 8-K:

The Master Trust filed Forms 8-K with the Commission reporting information under Items 5 and 7, dated as follows:

January 9, 2003 (two reports)

February 11, 2003 (two reports)

March 11, 2003

March 12, 2003

April 9, 2003 (two reports)

May 9, 2003 (two reports)

June 10, 2003 (two reports)

July 9, 2003 (two reports)

August 11, 2003 (two reports)

September 9, 2003 (two reports)

October 8, 2003 (two reports)

November 10, 2003 (two reports)

December 9, 2003 (two reports)

(c)	Omitted.

(d)	Omitted.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report to security holders covering 2003 has been sent to security holders of the registrant. No proxy materials have been sent to the registrant’s security holders with respect to any annual or other meeting of security holders.

Certification

I, Michael A. Bryson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mellon Bank Premium Finance Loan Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review as specified in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 29, 2004

/s/ Michael A. Bryson

Name:	Michael A. Bryson
Title:	Executive Vice President & Chief Financial Officer

Mellon Bank, N.A.

C-1

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON BANK, N.A., as registrant

	By:	/s/ Michael A. Bryson

		Name:	Michael A. Bryson
		Title:	Executive Vice President & Chief Financial Officer

MELLON PREMIUM FINANCE LOAN OWNER TRUST, as registrant

	By:	Mellon Bank, N.A., as administrator

	By:	/s/ Michael A. Bryson

		Name:	Michael A. Bryson
		Title:	Executive Vice President & Chief Financial Officer

MELLON PREMIUM FINANCE LOAN MASTER TRUST, as registrant

	By:	Mellon Bank, N.A., as administrator

	By:	/s/ Michael A. Bryson

		Name:	Michael A. Bryson
		Title:	Executive Vice President & Chief Financial Officer
Date: March 29, 2004

S-1

EXHIBIT INDEX

Exhibit
20.1	Annual Certificateholders Report, Series 2001-1
20.2	Annual Certificateholders Report, Series 2002-1
20.3	Annual Servicer’s Certificate
20.4	Report of Independent Certified Public Accountants
20.5	Annual Aggregate Certificateholders Statement, Series 2001-1
20.6	Annual Aggregate Certificateholders Statement, Series 2002-1

E-1